Form 10-Q
period 1995-01-31
ALLERION INC
filed 1995-03-28
CIK 350874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 1995
                                           ------------------------------------

                                      OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to
                                           ----------------    ----------------

Commission File Number              1-8197
                       --------------------------------------------------------


                                 Allerion Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                              22-2243658
- -------------------------------------   ---------------------------------------
   (State of other jurisdiction of        I.R.S. Employer Identification No.)
   incorporation or organization)


   10 Bloomfield Avenue, Pine Brook, New Jersey                       07058
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code  (201) 887-1000
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 10,107,622

                                 ALLERION INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1995


                         PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

ITEM 1

            Index to Financial Statements ............................       2

            Consolidated Balance Sheets ..............................     3-4

            Consolidated Statements of Operations ....................       5

            Consolidated Statements of Cash Flows ....................       6

            Notes to Consolidated Financial Statements ...............    7-10

ITEM 2

            Management's Discussion and Analysis of Results of
            Operations and Financial Condition .......................   11-14


                           PART II. OTHER INFORMATION

ITEMS 1-6 ............................................................   15-17

                        PART 1.--Financial Information

ITEM 1.--Financial Statements

                                 ALLERION INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS


                                                          January 31,  April 30,
(In thousands except per share amounts)                       1995        1994
                                                          (unaudited)
                                                          -----------  --------
Current Assets:
- ---------------

Cash ......................................................   $   249   $   805

Short-term investment (market value of $841 at
  April 30, 1994) .........................................         0       400

Trade Receivables (net allowance for doubtful account of
  $174 at January 31, 1995 and $1,136 at April 30, 1994) ..     2,488    13,656

Other receivables, net ....................................        89     2,082

Inventories, net ..........................................       132       723

Net assets held for sale of CSD ...........................         0     2,028

Other current assets ......................................     1,041     1,409
                                                              -------   -------
   Total current assets ...................................     3,999    21,103
                                                              -------   -------

Leasehold improvements and equipment, net .................     2,176     4,206

Intangibles, net ..........................................     2,957     3,572

Other assets ..............................................       852     1,766
                                                              -------   -------
Total Assets ..............................................   $ 9,984   $30,647
                                                              =======   =======



    See Notes To Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 ALLERION INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                         January 31,   April 30,
(In thousands except per share amounts)                     1995         1994
                                                         (unaudited)
                                                         -----------  ----------

Current Liabilities:
- --------------------

Accounts payable ........................................  $ 8,527    $13,663

Accrued liabilities .....................................    3,687      6,270

Deferred revenue ........................................    1,003      1,821

Revolving line of credit ................................      495      2,429

Current portion of long term debt .......................    4,704      4,468
                                                           -------    -------
   Total current liabilities ............................   18,416     28,651
                                                           -------    -------

Long Term Liabilities:
- ----------------------

Long-term debt, net of current portion ..................        0      2,823

Other long-term liabilities .............................    2,660      2,749
                                                           -------    -------

   Total long-term liabilities ..........................    2,660      5,572
                                                           -------    -------

Total liabilities .......................................   21,076     34,223
                                                           -------    -------

Commitments and contingencies
Shareholders' Deficit:
Common stock authorized 30,000,000 shares no par value,
  11,362,221 shares issued and 10,107,622 shares
  outstanding at January 31, 1995, 11,315,547 shares
  issued and 10,060,948 shares outstanding at
  April 30, 1994 ........................................   16,897     16,835

Accumulated translation adjustment ......................       (4)     1,245

Accumulated deficit .....................................  (16,421)   (10,092)

Treasury stock at cost, 1,254,599 shares at
  October 31, 1994 and April 30, 1994 ...................  (11,564)   (11,564)
                                                           -------    -------

Total Shareholders' Deficit .............................  (11,092)    (3,576)
                                                           -------    -------

Total Liabilities and Shareholders' Deficit .............  $ 9,984    $30,647
                                                           =======    =======


    See Notes To Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 ALLERION INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Three Months Ended   Nine Months Ended
(In thousands except per share amounts)      January 31,         January 31,
                                         -----------------   -----------------
                                           1995      1994      1995      1994
                                         -------    ------   -------   -------
Revenue:
   Service ...........................   $ 2,575   $11,172   $14,962   $34,476
   Product ...........................     1,793    10,556    20,471    32,116
                                         -------    ------   -------   -------
     Total Revenue ...................     4,368    21,728    35,433   66,592
                                         -------    ------   -------   -------

Cost of Sales:
   Service ...........................     1,442     6,904     8,385    22,154
   Product ...........................     1,743     7,358    15,885    23,412
                                         -------    ------   -------   -------
     Total Cost of Sales .............     3,185    14,262    24,270    45,566
                                         -------    ------   -------   -------

Gross margin .........................     1,183     7,466    11,163    21,026
Selling, general and administrative
  expenses ...........................     4,380     7,112    16,339    20,770
                                         -------    ------   -------   -------

Income (loss) from operations ........    (3,197)      354    (5,176)      256
Interest (expense) income (net) ......       (66)     (295)     (743)     (965)
Gain on sale of assets ...............         9               2,401
Unrealized gain (loss) on short term
  investment .........................                  77      (334)     (424)
Provision for debt default penalty ...                        (1,500)
Other expense, net ...................      (638)      (35)     (942)     (129)
                                         -------    ------   -------   -------
Income (loss) before income taxes ....    (3,892)      101    (6,294)   (1,262)
Provision for income taxes ...........         0       49        37         49
                                         -------    ------   -------   -------
Net income (loss) ....................   ($3,892)   $   52   ($6,331)  ($1,311)
                                         -------    ------   -------   -------
Average number of shares outstanding .    10,099    10,740    10,091    10,030

Net income (loss) per share ..........    ($0.39)   $0.005    ($0.63)   ($0.13)
                                         -------    ------   -------   -------


    See Notes To Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 ALLERION INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                            Nine Months Ended
(In thousands except per share amounts)                        January 31,
                                                          --------------------
                                                            1995        1994
                                                          --------    --------

Cash flows from operating activities:
    Net income (loss) ................................    ($6,331)   ($1,311)

Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ....................      2,392       3,983
    Unrealized loss on short term investment .........        334         424
    Gain on sale of assets ...........................     (2,401)
    Loss on restructuring of note receivables ........        222
    Restricted stock charges .........................                     14
    Decrease in deferred revenues ....................       (818)        (30)

Changes in assets and liabilities, net of effects of
  business acquisitions and dispositions:
    (Increase) Decrease in trade receivables .........     11,168      (1,006)
    (Increase) Decrease in other receivables .........      1,993        (699)
    Decrease in income taxes receivable ..............         28         319
    Decrease in inventories ..........................        591       2,008
    Decrease net assets held for sale ................      2,028
    Decrease in deferred maintenance costs ...........                    830
    (Increase) Decrease in other assets-current ......        368        (596)
    (Decrease) in accounts payable ...................     (5,136)     (4,580)
    Provision for increase in debt default penalty ...      1,500
    (Decrease) in accrued liabilities ................     (2,583)     (1,405)
    Increase (Decrease) in other long-term assets
      and liabilities ................................       (825)       (829)
                                                          -------     -------
Net cash provided by (used for) operating activities .      2,530         (68)
                                                          -------     -------
Cash flows from investing activities:
    Property and equipment additions .................       (737)     (1,545)
    Intangibles acquired and developed ...............       (692)       (513)
    Sale of assets ...................................      2,605
    Proceeds from collection of note receivables .....      1,049         300
                                                          -------     -------
Net cash provided by (used for) investing activities .      2,288      (1,758)
                                                          -------     -------

Cash flows from financing activities:
    Borrowings .......................................        363       3,587
    Repayment of debt ................................     (5,817)     (3,768)
    Exercise of stock options and incentive shares ...         62         226
                                                          -------     -------
Net cash (used for) provided by financing activities .     (5,374)         45
                                                          -------     -------

Decrease in cash .....................................       (556)     (1,781)
Cash beginning of year ...............................        805       1,930
                                                          -------     -------
Cash end of quarter ..................................    $   249     $   149
                                                          -------     -------

Supplemental disclosures of cash flow information
Cash paid during the year for:
    Interest .........................................    $   769     $   654
    Income taxes .....................................    $    22     $    20
                                                          -------     -------
    See Notes To Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 ALLERION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION
    ---------------------

    The unaudited consolidated financial statements included herein reflect, in the opinion of the management of the Company, all normal recurring adjustments necessary to present fairly the financial position and results of operation for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and as such do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes for the year ended April 30, 1994, included in the Company's Annual Report on Form 10-K.

2.  INCOME TAXES
    ------------
    The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), which requires that deferred tax assets or liabilities, including net operating losses should be recognized and measured using the liability method.

    Pretax income for the quarter and nine months ended January 31, 1995 was earned in the following jurisdictions (in thousands):

                                          Three Months Ended  Nine Months Ended
                                           January 31, 1995    January 31, 1995
                                          ------------------  -----------------
              Domestic ......................   ($3,892)           ($6,480)
              Foreign .......................         0                186
                                                 ------             ------
                  Total .....................   ($3,892)           ($6,294)
                                                 ======             ======

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations because of the following differences:

         Statutory .............................................    34.0%

         Increase (decrease) in rates resulting from:

         Net operating loss benefit realized for books .........   (32.5)
         Permanent differences .................................     1.1
         State taxes, net of federal benefit....................     1.3
         Foreign income taxed at  different rates, net of
            benefit of net operating loss realized .............    (2.9)
                                                                     ---
         Tax at effective rate .................................     1.0%
                                                                     ===

                                 ALLERION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.  DISPOSITION
    -----------
    On December 1, 1994, Allerion Inc. (the "Company") sold its French subsidiary to Datetec Industries ("Datatec"). The sale was effective as of October 1, 1994, pursuant to the terms of the Letter of Intent executed on October 10, 1994. The purchase price was Two Million Eight Hundred Thousand Dollars ($2,800,000). Of the purchase price of $2,800,000, $1,500,000 was received at closing, $792,000 was to be paid on or before January 31, 1995 and the balance of $508,000 will be paid in twelve monthly installments, beginning in February 1995. Of the $1,500,000 that was received at the Closing, approximately $875,000, was paid to Hewlett-Packard Company. Of the $792,000 to be paid on or before January 31, 1995, approximately $291,000 was paid directly by Datatec to Hewlett-Packard in January 1995, $453,000 was paid to the Company on December 30, 1994 and the balance was paid in February 1995.

    During the nine months ended January 31, 1995, the French subsidiary contributed revenue of $7.2 million, gross margin of $1.8 million, and net income of $0.2 million, and earnings per share of $0.02.

    As of January 31, 1995, (the Balance Sheet Date), the assets, liabilities and shareholders deficit reported on a consolidated basis on Pages 3-4 have taken into effect the sale of the French subsidiary. The companies that are remaining on a go-forward basis, and represent the material portion of the Balance Sheet and Future Operations as of January 31, 1995 are the networking company ("CSNA") and Ultimate Data Systems, Inc. ("UDS").

    On June 30, 1994, the Company completed the sale of its Customer Service Division (CSD) to Bull HN Information Systems, Inc. ("Bull"). This transaction resulted in a gain of approximately $2.4 million. The assets sold, net of applicable liabilities, were reclassified as net current assets in the accompanying consolidated balance sheets as of April 30, 1994. The book value of the reclassified assets and liabilities are as follows; net fixed assets of $2,431,000, net intangible assets of $2,422,000, current deferred maintenance costs of $1,628,000, prepaid costs of $121,000, less current deferred liabilities of $4,574,000. The final purchase price of this division amounted to $7,900,000. The proceeds from the sale were primarily utilized to reduce accounts payable owed to Bull and Hewlett Packard, eliminate deferred revenue associated with future service obligations assumed by Bull and repay the Foothill Capital Corporation Term Loan as of the date of sale.

    During the first quarter of fiscal year 1995, CSD contributed revenue of $3.9 million, gross margin of $1.5 million, and net income, including the gain on the sale transaction, of $3.2 million, and earnings per share of $0.32. For further information concerning the sale of CSD and its impact on a pro forma basis to the Company's operating results refer to Note 2 and
    Note 16 in the notes to consolidated financial statements included in the Company's previously filed Form 10-K.

    The accompanying Unaudited Pro Forma Consolidated Statements of Operations gives the effect to the disposal of CSD and France for Fiscal Year 1995 and the disposal of CSD, France, Australia and New Zealand for Fiscal Year 1994.

                                 ALLERION INC.
                                   PRO FORMA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

     The Unaudited Pro Forma condensed financial statement should be read in conjunction with the historical consolidated financial statements of the Company and the releated notes that was contained in the Company's previously filed form 10K, 10Q and 8K. The Unaudited Pro Forma Condensed Financial Statements are not necessarily indicative of what the financial position and the results of operations actually would have been if the sale of France, CSD, Australia, and New Zealand had occurred on the applicable dates indicated. Moreover, they are not intended to be indicative of future results of operations or financial position.


                                                                            Three Months Ended                Nine Months Ended
     (In thousands except per share amounts)                                     January 31,                      January 31,
                                                                           ---------------------             ---------------------
                                                                           1995             1994             1995             1994
                                                                           ----             ----             ----             ----
     Revenue:

         Service ...............................................          $2,575           $2,374          $ 8,886          $ 6,944
         Product ...............................................           1,793            8,824           15,466           25,671
                                                                         -------          -------          -------          -------
     Total Revenue .............................................           4,368           11,198           24,352           32,615
                                                                         -------          -------          -------          -------

     Cost of Sales:

         Service ...............................................           1,442            1,266            4,377            3,837
         Product ...............................................           1,743            6,041           12,057           18,813
                                                                         -------          -------          -------          -------
     Total Cost of Sales .......................................           3,185            7,307           16,434           22,650
                                                                         -------          -------          -------          -------

     Gross margin ..............................................           1,183            3,891            7,918            9,965

     Selling, general and administrative expenses ..............           4,380            5,052           14,270           14,648
                                                                         -------          -------          -------          -------

     Loss from operations ......................................          (3,197)          (1,161)          (6,352)          (4,683)
     Provision for debt default penalty ........................                                            (1,500)
     Interest (expense) income (net) ...........................             (66)            (110)            (743)            (780)
     Unrealized loss on short term investment ..................                                              (334)            (501)
     Other expense, net ........................................            (638)                             (792)             (61)
                                                                         -------          -------          -------          -------
     Loss before income taxes ..................................          (3,901)          (1,271)          (9,721)          (6,025)
     Provision for income taxes ................................               0                0               37                0
                                                                         -------          -------          -------          -------

     Net loss ..................................................         ($3,901)         ($1,271)         ($9,758)         ($6,025)
                                                                         -------          -------          -------          -------

     Average number of shares outstanding ......................          10,099           10,740           10,091           10,030
                                                                         -------          -------          -------          -------

     Net loss per share ........................................          ($0.39)          ($0.12)          ($0.97)          ($0.60)
                                                                         -------          -------          -------          -------


    See Notes To Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 ALLERION INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

4.    CONTINGENCIES
      -------------

      Refer to Item 3, Form 10-K for the fiscal year ended April 30, 1994 for a discussion of legal matters.

5.    SUBSEQUENT EVENTS
      -----------------

      On December 7, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the New York Stock Exchange suspended trading in the Company's common stock and the shares were delisted. The Company did not contest such action. The financial statements contained herein are presented on a "going concern" basis and may not be representative of the values that would be realized in a liquidation, if any, resulting from the bankruptcy proceeding.

      While management cannot predict what values would be realized in a liquidation, due to the large shareholder deficit, management believes that it would be remote that any moneys would be recovered for its shareholders.

      On December 12, 1994, the Company sold approximately 467,000 shares of its short-term investment for $75,000 under Regulation 144. The remaining 150,000 shares are restricted and is being carried at no book value due to the permanent impairment of this investment.

      The Company had previously reported an adverse award in an arbitration of damages and fees in excess of $520,000. The award was confirmed and finalized by the New Jersey Superior Court in September 1994. In order that the plaintiff not execute on that judgment, the Company then entered into a Forebearance Agreement with the plaintiff under which the Company was to pay the judgment in installments and other payments. The Company paid the plaintiff $330,000 of the judgment prior to filing for bankruptcy. The Company has brought an action in the United States Bankruptcy Court for the recovery of the $330,000 as a preference payment.

      On February 8, 1995, pursuant to an order of the United States Bankruptcy Court, the Company sold all of the assets of Ultimate Data Systems, Inc. for $1,819,350 cash, and the assumption by the buyer of $307,233 in cure amounts and $929,759 in deferred revenue.

      On March 13, 1995, also pursuant to an order of the United States Bankruptcy Court, the Company sold the assets of its remaining operating business, the network services division, for $1,000,000 cash and the assumption by the buyer of $6,773 in cure amounts and $54,642 in deferred revenue.

 ITEM 2.

                                 ALLERION INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

On December 7, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the New York Stock Exchange suspended trading in the Company's common stock and the shares were delisted. The Company did not contest such action. The financial statements contained herein are presented on a "going concern" basis and may not be representative of the values that would be realized in a liquidation, if any, resulting from the bankruptcy proceeding.

While management cannot predict what values would be realized in a liquidation, due to the large shareholder deficit, management believes that it would be remote that any moneys would be recovered for its shareholders.

The following is Management's Discussion and Analysis of the Results of Operations and Financial Condition as well as the factors and events that have affected the Company's performance during the first nine months of fiscal 1995. The table below presents selected items in the Consolidated Statements of Operations as percentages of total revenue for each of the first nine months of fiscal 1995 and 1994.


                                                        Income and Expense
                                                       Items as a Percentage
                                                           of Revenues
                                                       ---------------------
                                                         1995          1994
                                                        -----         -----
Revenues:
       Service .....................................     42.2%         51.8%
       Product .....................................     57.8          48.2
                                                        -----         -----
          Total revenues ...........................    100.0         100.0
                                                        -----         -----
Cost of sales:
       Service .....................................     23.7          33.3
       Product .....................................     44.8          35.1
                                                        -----         -----
          Total cost of sales ......................     68.5          68.4
                                                        -----         -----

Gross Margin .......................................     31.5          31.6
Selling, general and administrative expenses .......     46.1          31.2
                                                        -----         -----

Loss from operations ...............................    (14.6)         (0.4)
      Interest (expense) income (net) ..............     (2.1)         (1.5)
      Gain on sale of assets .......................      6.8
      Provision for debt default penalty ...........     (4.2)
      Unrealized loss on short term investments ....      (.9)         (0.6)
      Other income (expense) .......................     (2.7)         (0.2)
                                                        -----         -----
Loss before income taxes ...........................    (17.7)         (1.9)
Income taxes .......................................      (.1)         (0.1)
                                                        -----         -----
Net loss ...........................................    (17.8)%        (2.0)%
                                                        -----         -----


                                 ALLERION INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS (CONTINUED)

Results of Operations for the Three and Nine Months Ended January 31, 1995 vs.
- ------------------------------------------------------------------------------
January 31, 1994:
- ----------------

Revenue:
- -------

The Company's total revenue decreased $17.4 million for the third quarter of fiscal 1995 versus the third quarter of fiscal 1994. For the nine month period revenue declined $31.2 million. A decrease in service revenue and product revenue of $8.6 and $8.8 million, respectively for the quarter, and $19.5 and $11.7 million respectively for the nine months, made up the variance.

Service Revenue:
- ---------------

Service revenue includes services provided under extended warranty contracts on the traditional hardware and software products offered by the Company as well as downsizing, consulting, network integration, and network management services. Total service revenue for the third quarter of fiscal 1995 decreased $8.6 million compared to the third quarter of fiscal 1994. The decreases are attributable to the sale of the businesses referred to in Note 3, as well as the affect of the Company's Chapter 11 filing on December 7, 1995.

Product Revenue:
- ---------------

Product revenue includes sales of computer hardware, proprietary operating systems and specialized application software related to such hardware sales. Total product revenue decreased $8.8 million from the third quarter of fiscal 1994 to the third quarter of fiscal 1995 and $11.7 million for the nine month period. Product revenue has declined as a result of operations downsizing as well as the Company's change in focus to generating service revenue through its networking division. Also, decreases were caused by price reductions by manufacturers and direct competition with hardware equipment vendors. These factors were exaccerbated in the third quarter of fiscal 1995 when the Company discontinued its Dealer business as a result of its Chapter 11 filing.

Margins:
- -------

Overall margins decreased to 27.0% of total revenue in the third quarter of fiscal 1995 from 34.3% in the third quarter of fiscal 1994. For the nine month period of fiscal 1995 margins decreased to 31.5% from 31.6% for the same period of fiscal 1994.

Service Margins:
- ---------------

Service margins increased to 44.0% for the third quarter of fiscal 1995 from 38.3% for the corresponding quarter of fiscal 1994 and to 44.0% from 35.8%, respectively, for the nine month periods. This improvement reflects the sale of lower margin businesses.

Product Margins:
- ---------------

Product margins for the third quarter of fiscal 1995 declined to 2.8% from 30.3% in the third quarter of fiscal 1994. For nine months of fiscal 1995, product margins were 22.5% compared with 27.2% for nine months of fiscal 1994. Reduced margins in dealer sales channels were offset by improved margins for network-related products, but overall the results reflected continuing downward pricing pressure in the computer hardware marketplace and the Company's consequent de-emphasis of that business and the Company's Chapter 11 filing.

                                 ALLERION INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                  (Continued)

Selling, General, and Administrative Expenses:
- ---------------------------------------------

Selling, general, and administrative expenses (SG&A) decreased $2.7 million for the third quarter of fiscal 1995 verses the third quarter of 1994, and $4.4 million for the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. These decreases reflect the sale of certain businesses as already noted as well as the Company's continuing efforts to reduce overhead, which were accelerated as a result of the Chapter 11 filing, partly offset by the increased expense levels in the networking business and Ultimate Data Systems.

SG&A expense as a percentage of revenue increased for the third quarter of fiscal 1995 verses the third quarter of 1994 as well as for the nine month period. The percentage increase is primarily attributable to a lower revenue base resulting from the sale of certain businesses and the Chapter 11 filing, as previously noted.

Financial Condition:
- -------------------

On December 7, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the New York Stock Exchange suspended trading in the Company's common stock, and the shares were delisted. The Company did not contest such action. The financial statements contained herein are presented on a "going concern" basis and may not be representative of the values that could be realized in a liquidation, if any, resulting from a bankruptcy proceeding.

While management cannot predict what values would be realized in a liquidation, due to the large shareholder deficit, management believes that it would be remote that any moneys would be recovered for its shareholders.

For the nine months ended January 31, 1995, the Company had net cash provided by operating activities of $2.5 million, primarily resulting from the sale of assets and collection of accounts receivable.

Trade receivables, net of allowance for doubtful accounts, were $2.5 million at January 31, 1995 down approximately $11.2 million from April 30, 1994. Days sales outstanding (DSO) decreased to 19 days during the first nine months of fiscal 1995 from 67 days as of April 30, 1994. These decreases are primarily due to the sale of business units and the resulting depleted receivable base, which was caused by the Company not meeting its budgeted sales targets coupled with management's aggressive cash collection policies and Chapter 11 filing.

Accounts payable to the Company's vendors declined approximately $5.1 million during the first nine months of fiscal 1995. During the first quarter of fiscal year 1995, the Company sold its Customer Service Division (CSD) to Bull HN Information Systems, Inc. At the date of closing, June 30, 1994, payments were made to two of its larger vendors (Bull and Hewlett Packard). These payments accounted for approximately $3.9 million of the total $4.7 million of payments. The remaining cash received was used to pay down other vendors. For further discussion relating to the sale of CSD, refer to Form 10-K; Note 2 and Note 16, and Form 8-K filed on July 15, 1994.

                                 ALLERION INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                  (Continued)

Financial Condition: (Continued)
- -------------------

Due to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Company is now in default with its loan obligations and agreements with Chase Manhattan Bank NA, Foothill Capital Corporation and Hewlett Packard Company.

The default on the Chase Manhattan Bank NA obligation triggered a penalty of $1.5 million. The Company posted this default penalty in its second quarter financial statements and it is carried on the balance sheet in current portion of long-term debt.

The Company, as approved by the United States Bankruptcy Court in Newark, New Jersey, entered into an amended and restated Ratification and Amendment Agreement dated December 14, 1994 with Foothill Capital Corporation. On February 8, 1995, the Company liquidated its debt to Foothill.

On February 8, 1995, pursuant to an order of the United States Bankruptcy Court, the Company sold all of the assets of Ultimate Data Systems, Inc. for $1,819,350 cash and the assumption by the buyer of $307,233 in cure amounts and $929,759 of deferred revenue.

On March 13, 1995, also pursuant to an order of the United States Bankruptcy Court, the Company sold the assets of its remaining operating business, the network services division, for $1,000,000 cash and the assumption of $6,773 in cure amounts and $54,642 of deferred revenue.

                                    Part II

Item 1:  Legal Proceedings
- ------   -----------------

         The information set forth under the caption "Contingencies" and "Subsequent Events" appearing on Page 10 of the Notes to the Financial Statements (Notes 5 and 6) is hereby incorporated by reference.

Item 2:  Not Applicable
- ------

Item 3:  Defaults by the Company on its senior securities
- ------   ------------------------------------------------

         Due to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code, at January 31, 1995, the Company was in default with its loan obligations and agreements with Chase Manhattan Bank NA, Foothill Capital Corporation and Hewlett Packard Company.

         The default on the Chase Manhattan Bank NA obligation triggered a penalty of $1.5 million. The Company has posted this default penalty in its second quarter financial statements and it is carried on the balance sheet in current portion of long-term debt.

         The Company, as ordered by the United States Bankruptcy Court in Newark, New Jersey, entered into an amended and restated Ratification and Amendment Agreement dated December 14, 1994 with Foothill Capital Corporation. On February 8, 1995, the Company liquidated its debt to Foothill.

Item 4:  None
- ------

Item 5:  Not Applicable
- ------

                                    Part II
                                  (Continued)

Item 6:  Exhibits and Reports on Form 8-K
- -------  --------------------------------

(a) Form 8-K dated June 30, 1994, disclosing the sale of Customer Service Division (CSD).

(b) Form 8-K dated September 12, 1994, disclosing the resignation of Allerion's three outside Directors.

(c) Form 8-K dated December 7, 1994, disclosing the filing of a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code.

(d) Form 8-K dated February 8, 1995, disclosing the sale of the assets of Ultimate Data Systems.

(e) Form 8-K dated March 13, 1995, disclosing the sale of the assets of the Company's Network Services Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 23, 1995

        Allerion Inc.



        By:  s/ MICHAEL J. O'DONNELL
        ----------------------------
        Michael J. O'Donnell
        Debtor In Possession